Form 10-Q
period 2022-03-31
Lafayette Square Mid-Atlantic BDC, Inc.
filed 2022-05-11
CIK 1879008

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 11, 2022, the Registrant had 700 shares of common stock, $0.001 par value per share, outstanding.

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

Part I. Financial Information
Item1. Financial Statements
Lafayette Square Mid-Atlantic BDC, Inc.
Statements of Assets and Liabilities

	March 31, 2022	December 31, 2021
	(unaudited)
Assets
Investments at fair value:
Non-controlled/non-affiliate investments at fair value (amortized cost of $0 and $1,532,500, respectively)	$—	$1,532,500
Cash	76,571	13,667
Interest receivable	—	35,758
Fees receivable	—	14,560
Deferred offering costs	142,522	137,313
Total assets	$219,093	$1,733,798

Liabilities
Debt	$—	$1,524,583
Accounts payable and accrued expenses	170,576	160,104
Due to affiliate	225,218	165,371
Deferred revenue	—	13,970
Interest payable	—	6,317
Total liabilities	395,794	1,870,345
Commitments and Contingencies (See Note 7)

Net assets
Preferred stock, par value $0.001 per share (50,000,000 shares authorized, 0 shares issued and outstanding	—	—
Common stock, par value $0.001 per share (450,000,000 shares authorized, 700 shares issued and outstanding*	—	—
Paid-in capital in excess of par	10,500	10,500
Distributable earnings (losses)	(187,201)	(147,047)
Total net assets	(176,701)	(136,547)
Total liabilities and net assets	$219,093	$1,733,798

Net asset value per common share	$(252.43)	$(195.07)
* Less than $1.
The accompanying notes are an integral part of these financial statements.

Lafayette Square Mid-Atlantic BDC, Inc.
Statement of Operations

For the three months ended March 31, 2022
(unaudited)
Investment Income:
Interest income from non-controlled/non-affiliated investments:
Cash	$28,151
Payment-in-kind	35,451
Total interest income	63,602
Total investment income	63,602

Expenses:
Organizational costs (See Note 2)	2,148
General and administrative expenses	147,795
Professional fees	35,856
Directors fees	7,890
Interest expense	6,775
Total expenses before expense support reimbursement	200,464
Expense support reimbursement	(128,578)
Total expenses net of expense support reimbursement	71,886
Net investment income (loss)	(8,284)

Net realized gains (losses) on investment transactions:
Net realized gain (loss)	(31,870)

Net increase (decrease) in net assets resulting from operations	$(40,154)
Weighted average common shares outstanding	700

Net investment income (loss) per common share (basic and diluted)	$(11.83)
Earnings (loss) per common share (basic and diluted)	(57.36)
The accompanying notes are an integral part of these financial statements.

Lafayette Square Mid-Atlantic BDC, Inc.
Statement of Changes in Net Assets
(unaudited)

	Common Stock
	Shares	Par Amount*	Paid in Capital Excess of Par	Distributable Earnings (Losses)	Total net assets
Balance at December 31, 2021	700	$—	$10,500	$(147,047)	$(136,547)
Net increase (decrease) in net assets resulting from operations:
Net investment income (loss)	—	—	—	(8,284)	(8,284)
Net realized gain (loss)				(31,870)	(31,870)
Total increase (decrease) for the period ended March 31, 2022	—	—	—	(40,154)	(40,154)
Balance, March 31, 2022	700	—	10,500	(187,201)	(176,701)
* Less than $1.
The accompanying notes are an integral part of these financial statements.

Lafayette Square Mid-Atlantic BDC, Inc.
Statement of Cash Flows

For the three months ended March 31, 2022
(unaudited)
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$(40,154)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized (gain) loss from investments	31,870
Proceeds from sale and settlements of investments	1,500,630
Changes in operating assets and liabilities:
Interest receivable	35,758
Fees receivable	14,560
Accounts payable and accrued expenses	10,472
Deferred revenue	(13,970)
Deferred offering costs	(5,209)
Due to affiliates	59,847
Interest and other debt expenses payable	(6,317)
Net cash provided by (used in) operating activities	1,587,487

Cash flows from financing activities
Proceeds from issuance of common shares	—
Paydowns on debt	(1,524,583)
Net cash provided by (used in) financing activities	(1,524,583)

Net increase (decrease) in cash and cash equivalents	62,904
Cash at beginning of period	13,667
Cash at end of period	$76,571

Supplemental Information
Interest paid during the period	6,775
The accompanying notes are an integral part of these financial statements.

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
The accompanying notes are an integral part of these financial statements.

Lafayette Square Mid-Atlantic BDC, Inc.
Notes to Financial Statements
(unaudited)

Note 1. Organization
Lafayette Square Mid-Atlantic BDC, Inc. (the “Company”) is a newly formed, externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). The Company was formed as a Delaware limited liability company as of March 22, 2021. For the period from inception through June 15, 2021, all equity securities of the Company were held by Lafayette Square (defined below) and the Company was considered for U.S. tax purposes as a disregarded entity; the Company's activities for this period would be consolidated with the activities of its sole owner. The Company has adopted an initial tax year end of March 31, 2022 and will be taxed as a corporation for the initial tax period from June 16, 2021 through March 31, 2022 and future years until the Company qualifies for regulated investment company ("RIC") treatment under Subchapter M of the Internal Revenue Code of 1986, as amended (the "Code"). The Company intends to elect to be treated for U.S. federal income tax purposes as a RIC the first taxable year the Company qualifies for such treatment, as well as maintain such election in future taxable years. However, there is no guarantee that the Company will qualify to make such an election for any taxable year.
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
The Company commenced investment operations during October 2021. For the three months ended March 31, 2022, there was minimal administrative activity for operations related to the Company’s organization and registration as a non-diversified, closed-end investment company under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which has been borne by Lafayette Square and will be reimbursed by the Company beginning in the period during its initial capital drawdown from its non-affiliated investors (the "Initial Drawdown").

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
Cash
The Company deposits its cash in a financial institution and, at times, may be in excess of the Federal Deposit Insurance Corporation insurance limits. As of March 31, 2022 and December 31, 2021 the Company held $76,571 and $13,667 in cash, respectively.
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
In the event the initial closing of the private offering of our shares of Common Stock (the “Initial Closing”) does not occur, offering costs incurred will be borne by Lafayette Square or the Adviser. As of March 31, 2022 and December 31, 2021, the Adviser has incurred $142,522 and $137,313 of offering costs, that would be reimbursable by the Company upon the commencement of operations and are included in due to affiliate on the Statements of Assets and Liabilities.
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
PIK interest, which is a non-cash source of income at the time of recognition, is included in the Company’s taxable income, and therefore affects the amount the Company would be required to distribute to its stockholders to maintain its tax treatment as a RIC for federal income tax purposes, even though the Company had not yet collected the cash. For the three months ended March 31, 2022, the Company earned $35,451 of PIK interest.
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
Income taxes
The Company has adopted the initial tax year-end of March 31, 2022 and will be taxed as a corporation for the initial tax period from June 16, 2021 through March 31, 2022 and future years until it qualifies to be treated as a RIC. It is not anticipated that the Company will incur U.S. federal, state, and local taxes (other than nominal state and local taxes) as a corporation and consequently, no such taxes were accrued for the three months ended March 31, 2022. The Company intends to elect to be subject to tax as a RIC the first taxable year the Company qualifies for such treatment, and to maintain such election in future taxable years. There is no guarantee that the Company will qualify to make such an election. In order to qualify and be subject to tax as a RIC, among other things, the Company is required to meet certain source of income and asset diversification requirements and timely distribute dividends for U.S. federal income tax purposes to its stockholders of an amount generally at least equal to 90% of its investment company taxable income, as defined by the Code and determined without regard to any deduction for dividends paid, for each tax year. As a RIC, the Company would intend to make the requisite distributions to its stockholders, which will generally relieve the Company from U.S. federal income taxes with respect to all income distributed to its stockholders. The Company may be subject to regular federal and state corporate income tax on any net built-in gains with respect to certain of its assets (i.e., the excess of the aggregate gains, over aggregate losses that would have been realized with respect to such assets if we had been liquidated) that the Company elects to recognize upon RIC election or when recognized over the next five taxable years.
Depending on the level of taxable income earned in a tax year, a RIC may determine to retain taxable income in excess of current year dividend distributions and distribute such taxable income in the next tax year. A RIC may then be required to incur a 4% excise tax on such income. To the extent that the RIC determines that its estimated current year net investment income, determined on a calendar year basis, and net realized gain, determined on a 12-month basis ending October 31, could exceed estimated current calendar year dividend distributions, the RIC accrues excise tax, if any, on estimated excess taxable income as taxable income is earned.
The Company accounts for income taxes in conformity with ASC Topic 740 - Income Taxes (“ASC Topic 740”). ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense or tax benefit in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. There were no material unrecognized net tax benefits or unrecognized net tax liabilities related to uncertain income tax positions as of and through March 31, 2022.
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
Note 3. Investments
The following table shows the composition of the Company’s investment portfolio, at amortized cost and fair value (with corresponding percentage of total portfolio investments) as of December 31, 2021. There were no investments as of March, 31, 2022.

	December 31, 2021
	Amortized Cost		Fair Value
Subordinated Debt	$1,532,500	100%	$1,532,500	100%
Warrants	—	—	—	—
Total	$1,532,500	100%	$1,532,500	100%
The following table shows the composition of the Company’s investment portfolio by geographic region, at amortized cost and fair value (with corresponding percentage of total portfolio investments) as of December 31, 2021. There were no investments as of March, 31, 2022. The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business:

	December 31, 2021
	Amortized Cost		Fair Value
Mid-Atlantic	$1,532,500	100%	$1,532,500	100%
Total	$1,532,500	100%	$1,532,500	100%
The following table shows the composition of the Company’s investment portfolio by industry, at amortized cost and fair value (with corresponding percentage of total portfolio investments) as of December 31, 2021. There were no investments as of March 31, 2022.

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
The financial statements include portfolio investments at fair value of $0 and $1,532,500 as of March 31, 2022 and December 31, 2021, respectively. The portfolio investments’ fair value has been determined in good faith by the Company’s Board. Because of the inherent uncertainty of valuation, the determined values may differ significantly from the values that would have been used had a liquid market existed for the investments as of March 31, 2022 and December 31, 2021, respectively.
The following table presents fair value measurements of investments, by major class according to the fair value hierarchy as of December 31, 2021, respectively. There were no investments as of March, 31, 2022.

	Fair Value Measurements
December 31, 2021	Level 1	Level 2	Level 3	Total
Subordinated Debt	$—	$—	$1,532,500	$1,532,500
Warrants	—	—	—	—
Total Investments	$—	$—	$1,532,500	$1,532,500
The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the three months ended March 31, 2022:

	Investments
	Subordinated Debt	Warrant	Total
Balance as of December 31, 2021	$1,532,500	$—	$1,532,500
Sales of investments and other adjustments to cost	(1,500,630)	—	(1,500,630)
Net realized gains (losses) from investments	(31,870)		(31,870)
Balance as of March 31, 2022	$—	$—	$—
There was no net change in unrealized gain (loss) on investments included on the Statement of Operations for the period from December 31, 2021 to March 31, 2022, attributable to Level 3 investments still held on March 31, 2022.
Purchases of investments and other adjustments to costs include purchases of new investments at costs, accretion/amortization of income from discount/premium on debt securities, and PIK.
Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of Level 3 as of the beginning of the period which the reclassifications occur. There were no transfers between Levels 1, 2 and 3 during the period ended March 31, 2022.
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

The table below summarizes the quantitative inputs and assumptions used for items categorized in Level 3 of the fair value hierarchy as of December 31, 2021. There were no investments as of March, 31, 2022.

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
The Company had no outstanding debt as of March 31, 2022.
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
The following table shows the interest expense, weighted average stated interest rate and weighted average outstanding debt balance for the three months ended March 31, 2022:

For the three months ended March 31, 2022
Promissory Note interest	$6,775
Weighted average stated interest rate	1.95%
Weighted average outstanding balance	$1,411,830
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
Base Management Fee:
The base management fee is payable quarterly in arrears beginning in the period during the Initial Drawdown at an annual rate of (i) prior to a Liquidity Event, 0.75%, and (ii) following a Liquidity Event, 1.0%, in each case of the average value of our gross assets (gross assets equal the total assets of the Company as set forth on the Company’s Statements of Assets and

Liabilities) at the end of the two most recently completed calendar quarters. For services rendered under the Investment Advisory Agreement, the base management fee is payable quarterly in arrears. No management fee will be charged on committed but undrawn capital commitments.
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
As the Company has not had its Initial Drawdown, there has been no management fee recorded within the accompanying Statement of Operations for the three months ended March 31, 2022.
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
For the three months ended March 31, 2022, there was no Income-Based Fee incurred.
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
For the three months ended March 31, 2022, there was no Capital Gains Fee incurred.
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
Due to Affiliates
For the three months ended March 31, 2022, the Company’s expenses were paid by a related party of the Adviser and are expected to be reimbursed by the Company after commencement of operations. As of March 31, 2022 and December 31, 2021, the total amount owed to the affiliates of the Adviser is included in the Due to Affiliate line item in the Statements of Assets and Liabilities.
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
The following table presents a summary of Expense Payments and the related Reimbursement Payments since the Company's inception:

For the Period Ended	Expense Payments by Adviser	Reimbursement Payments to Adviser	Unreimbursed Expense Payments
December 31, 2021	$223,791	$—	$223,791
March 31, 2022	128,578	—	128,578
Total	$352,369	$—	$352,369
Pursuant to the Expense Support Agreement, Expense Payments made by the Adviser may become subject to repayment by the Company in the future. As of March 31, 2022 and December 31, 2021, the Company did not have an obligation to repay Expense Payments to the Adviser and did not record a liability on the Statements of Assets and Liabilities.
Note 7. Commitments and Contingencies
As of March 31, 2022 and December 31, 2021, the Company did not have unfunded commitments and was not subject to any legal proceedings, although the Company may, from time to time, be involved in litigation arising out of operations in the normal course of business or otherwise.
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
For the three months ended March 31, 2022 the Company incurred$7,890 of directors fees expense.
Note 9. Share Data and Distributions
Earnings per Share
The following table sets forth the computation of basic and diluted earnings per share, for the three months ended March 31, 2022:

For the three months ended March 31, 2022
Earnings (loss) per common share (basic and diluted):
Net increase (decrease) in net assets resulting from operations	$(40,154)
Weighted average common shares outstanding	700
Earnings (loss) per common share (basic and diluted):	$(57.36)
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
The Company had not accepted any Subscription Agreements from third party investors through March 31, 2022.
Distributions
Distributions to common stockholders are recorded on the ex-dividend date. We intend to elect to be taxed as a RIC under the Code the first taxable year the Company qualifies for such treatment, and for future taxable years. The Company will be required to distribute dividends each tax year as a RIC to its stockholders of an amount generally at least equal to 90% of its investment company taxable income, determined without regard to any deduction for dividends paid, in order to be eligible for tax benefits allowed to a RIC under Subchapter M of the Code. The Company anticipates paying out as a distribution all or substantially all of those amounts. The amount to be paid out as a dividend is determined by the Board and is based on management’s estimate of the Company’s annual taxable income. Net realized capital gains, if any, may be distributed to stockholders or retained for reinvestment.
Note 10. Tax Matters
The Company did not qualify to elect treatment as a RIC for its initial tax year from June 16, 2021 through March 31, 2022. The Company intends to comply with the provisions of the Code applicable to RIC's the first taxable year the Company qualifies for such treatment. It is not anticipated that the Company will incur U.S. federal, state and local taxes (other than nominal state and local taxes) as a corporation and consequently, no such taxes were accrued through March 31, 2022.
Deferred income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting and tax purposes. Components of the Company’s deferred tax assets and liabilities as of March 31, 2022, are as follows:

March 31, 2022
Deferred tax assets:
Net operating loss carryforward	$2,712
Capital loss carryforward	8,079
Organizational costs	13,564
Valuation allowance	(24,355)
Total deferred tax assets	—
Deferred tax liabilities:
Total deferred tax liabilities	—
Net deferred tax assets and liabilities	$—
The Company’s income tax provision consists of the following as of March 31, 2022:

March 31, 2022
Current tax (expense)/benefit:
Federal	$—
State and Local	—
Total current tax (expense)/benefit	—

Deferred tax (expense)/benefit:
Federal	20,176
State and Local	4,179
Valuation allowance	(24,355)
Total deferred tax (expense)/benefit	—

Total income tax (expense)/benefit	$—
Total income tax (expense) benefit for the Company differs from the amount computed by applying the federal statutory income tax rate of 21% to net increase (decrease) in net assets from operations for the period June 16, 2021 through March 31, 2022, as follows:

March 31, 2022
Income tax benefit at federal statutory rate from inception (21%)	$39,313
Less: income tax benefit at federal statutory rate related to the disregarded entity period	(19,137)
Net income tax benefit at federal statutory tax rate	20,176
State and local income tax benefit (net of federal detriment)	4,179
Valuation allowance	(24,355)
Total income tax (expense)/benefits	$—
At March 31, 2022, the Company determined a valuation allowance was required. The Company’s assessment considered, among other matters, the nature, frequency and severity of current and cumulative losses, the duration of statutory carryforward periods and the associated risk that operating loss and capital loss carryforwards are limited or are likely to expire unused and unrealized gains and losses on investments. Through the consideration of these factors, the Company has determined that it is more likely than not that the Company’s net deferred tax asset would not be realized. As a result, the Company recorded a full valuation allowance with respect to its deferred tax asset as of the year ended March 31, 2022. From time to time, the Company may modify its estimates or assumptions regarding its deferred tax liability and/or asset balances and any applicable valuation allowance as new information becomes available. Modifications to the Company’s estimates or assumptions regarding its deferred tax liability and/or asset balances and any applicable valuation allowance, changes in generally accepted accounting principles or related guidance or interpretations thereof, limitations imposed on or expirations of the Company’s net operating losses and capital loss carryovers (if any) and changes in applicable tax law could result in increases or decreases in the Company’s NAV per share, which could be material.
As of March 31, 2022, the Company did not have any investments.

Note 11. Financial Highlights
Below is the schedule of financial highlights of the Company for the three months ended March 31, 2022:

Per Common Share Data:(1)(2)
Net asset value, beginning of period	$(195.07)
Net investment income (loss)	(11.83)
Net realized gain (loss)	(45.53)
Net increase (decrease) in net assets resulting from operations	(57.36)
Net asset value, end of period	$(252.43)

Total return based on NAV(3)	(1,782.87)%
Common shares outstanding, end of period	700
Weighted average shares outstanding	700
Net assets, end of period	$(176,701)

Ratio/Supplemental data(4):
Ratio of net investment income (loss) to average net assets(5)	259.30%
Ratio of expenses to average net assets(5)	(418.58)%
Average debt outstanding	$1,411,830
Average debt outstanding per common share	$2,017
Total debt outstanding(6)	$—

(1)	Per share data is based on weighted average shares outstanding for the respective period.
(2)	Table may not foot due to rounding.
(3)	Total return is based upon the change in net asset value per share between the opening and ending net assets per share and the issuance of common stock in the period. Total return is not annualized.
(4)	Annualized, except for organizational expenses, which are non-recurring.
(5)
For the three months ended March 31, 2022, prior to the effect of the Expense Support Agreement, the ratio of net investment income (loss) to average net assets, and expenses to average net assets is 338.70% and (497.98)%, respectively.

(6)	The Company paid off all of its outstanding debt on March 24, 2022.
Note 12. Subsequent Events
The Company's management evaluated subsequent events through the date of issuance of the financial statements. There have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in, the financial statements except as disclosed below:

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and other parts of this report contain forward-looking information that involves risks and uncertainties. References to “we,” “us,” “our,” and the “Company,” means Lafayette Square Mid-Atlantic BDC, Inc., unless otherwise specified. The discussion and analysis contained in this section refers to our financial condition, results of operations and cash flows. The information contained in this section should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report. Please see “Cautionary Statement Regarding Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with this discussion and analysis. Our actual results could differ materially from those anticipated by such forward-looking information due to factors discussed under “Cautionary Statements Regarding Forward-Looking Statements” appearing elsewhere in this report.
Business Overview
We are a newly formed, externally managed, non-diversified, closed-end investment company focused on lending to middle market businesses, with the goal of stimulating economic growth and creating and preserving jobs in Maryland, Delaware, Virginia, Tennessee, North Carolina, South Carolina, West Virginia, Washington D.C. or Kentucky (the “Target Region”).
The Company was formed as a Delaware limited liability company on March 22, 2021. Prior to the effective date of our Registration Statement (the “Effective Date”), we elected to be regulated as a Business Development Company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). For the period from inception through June 15, 2021, all equity securities of the Company were held by Lafayette Square Holding Company, LLC ("Lafayette Square") and was the Company considered for U.S. tax purposes as a disregarded entity; the Company's activities for this period would be consolidated with the activities of its sole owner. We have adopted an initial tax year end of March 31, 2022 and will be taxed as a corporation for the initial tax period from June 16, 2021 through March 31, 2022. However, we intend to elect to be treated, and comply with the requirements to qualify annually, as a regulated investment company ("RIC") under Subchapter M of the Internal Revenue Code of 1986, as amended (the "Code"), the first taxable year the Company qualifies for such treatment, and to maintain such election in future taxable years. No assurance can be provided that we will qualify as a RIC for any taxable year. Prior to the Effective Date and to our election to be regulated as a BDC, we completed a conversion under which Lafayette Square Mid-Atlantic BDC, Inc. succeeded to the business of Lafayette Square Mid-Atlantic BDC, LLC, and the member of Lafayette Square Mid-Atlantic BDC, LLC became the stockholder of Lafayette Square Mid-Atlantic BDC, Inc. (the “BDC Conversion”). As a BDC and a RIC, we must comply with certain regulatory requirements.
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
Portfolio and Investment Activity
As of March 31, 2022, the Company had no investments. The following table summarizes our portfolio and investment activity during the three months ended March 31, 2022.

For the three months ended March 31, 2022
Aggregate amount in exits and repayments	$(1,500,630)
Net investment activity	$(1,500,630)

Portfolio Companies, at beginning of period	1
Number of exited portfolio companies	$(1)
Portfolio companies, at end of period	0
As of March 31, 2022, the Company had no investments.

As of December 31, 2021, the Company's investments consisted of the following:

	December 31, 2021
	Amortized Cost		Fair Value
Subordinated Debt	$1,532,500	100%	$1,532,500	100%
Warrants	—	—	—	—
Total	$1,532,500	100%	$1,532,500	100%
The table below describes investments by industry composition based on fair value as of December 31, 2021:

	December 31, 2021
	Amortized Cost		Fair Value
Waste Management and Remediation Services	$1,532,500	100%	$1,532,500	100%
Total	$1,532,500	100%	$1,532,500	100%
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
As of March 31, 2022, the Company had no investments.
The following table shows the distribution of the Company’s investments on the 1 to 6 internal risk rating scale as of December 31, 2021:

Internal Risk Rating	Investments at Fair Value	Percentage of Total Investments
1	$—	—%
2	1,532,500	100.0%
3	—	—
4	—	—
5	—	—
6	—	—
Total	$1,532,500	100.0%
Results of Operations
The following table represents the operating results for the three months ended March 31, 2022:

For the three months ended March 31, 2022
Total investment income	$63,602
Net expenses	71,886
Net investment income (loss)	(8,284)
Net realized gain (loss) from investments	(31,870)
Net increase (decrease) in net assets resulting from operations	$(40,154)
Investment Income
The composition of the Company’s investment income was as follows for the period ended March 31, 2022:

For the three months ended March 31, 2022
Investment income
Interest income	$63,602
Total investment income	$63,602
Expenses
Expenses for the period ended March 31, 2022, consisted of $2,148 in initial organizational costs for which we are required to reimburse Lafayette Square upon the commencement of our operations in accordance with the Administration Agreement. Additionally, as of March 31, 2022, we have incurred $142,522 of offering costs which have been capitalized as a deferred charge on the Statements of Assets and Liabilities and will be amortized to expense on a straight-line basis over 12 months from the commencement of operations, which has not yet occurred.
The composition of the Company’s operating expenses was as follows for the three months ended March 31, 2022:

For the three months ended March 31, 2022
Organizational costs	$2,148
General and administrative expenses	147,795
Professional fees	35,856
Directors fees	7,890
Interest and other debt expenses	6,775
Total expenses before expense support reimbursement	200,464
Expense support reimbursement	(128,578)
Total expenses net of expense support reimbursement	$71,886

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
For the three months ended March 31, 2022, the Company incurred no base management fees as it has not yet had its Initial Drawdown. As of March 31, 2022 and December 31, 2021, there were no base management fees payable to the Adviser.
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
For the three months ended March 31, 2022, there was no Income-Based Fee or Capital Gains Fee incurred.
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
The following table presents a summary of Expense Payments and the related Reimbursement Payments since the Company's inception:

For the Period Ended	Expense Payments by Adviser	Reimbursement Payments to Adviser	Unreimbursed Expense Payments
December 31, 2021	$223,791	$—	$223,791
March 31, 2022	128,578	—	128,578
Total	$352,369	$—	$352,369
Pursuant to the Expense Support Agreement, Expense Payments made by the Adviser may become subject to repayment by the Company in the future. As of March 31, 2022 and December 31, 2021, the Company did not have an obligation to repay Expense Payments to the Adviser and did not record a liability on the Statements of Assets and Liabilities.

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
Off-Balance Sheet Arrangements
We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of March 31, 2022, we were not party to any off-balance sheet arrangements.
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
Income taxes
The Company has adopted the initial tax year-end of March 31, 2022 and will be taxed as a corporation for the initial tax period from June 16, 2021 through March 31, 2022 and future tax years until the Company qualifies to be treated as a RIC. It is not anticipated that the Company will incur U.S. federal, state, and local taxes (other than nominal state and local taxes) as a corporation and consequently, no such taxes were accrued for the three months ended March 31, 2022. The Company expects to elect to be subject to tax as a RIC as soon as the Company qualifies for such treatment, and to maintain such election in future taxable years. There is no guarantee that the Company will qualify to make such an election for any taxable year. In order to qualify and be subject to tax as a RIC, among other things, the Company is required to meet certain source of income and asset diversification requirements and timely distribute dividends for U.S. federal income tax purposes to its stockholders of an amount generally at least equal to 90% of its investment company taxable income, as defined by the Code and determined without regard to any deduction for dividends paid, for each tax year. The Company would also have to distribute earnings and profits accumulated during the period it was taxed as a regular corporation. The Company intends to make the requisite distributions to its stockholders, which will generally relieve the Company from U.S. federal income taxes with respect to all income distributed to its stockholders.
Depending on the level of taxable income earned in a tax year, a RIC may determine to retain taxable income in excess of current year dividend distributions and distribute such taxable income in the next tax year. A RIC may then be required to incur a 4% excise tax on such income. To the extent that the RIC determines that its estimated current year net investment income, determined on a calendar year basis, and net realized gain, determined on a 12-month basis ending October 31, could exceed estimated current calendar year dividend distributions, the RIC accrues excise tax, if any, on estimated excess taxable income as taxable income is earned.
The Company accounts for income taxes in conformity with ASC Topic 740 - Income Taxes (“ASC Topic 740”). ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense or tax benefit in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. There were no material unrecognized tax benefits or unrecognized tax liabilities related to uncertain income tax positions as of and through March 31, 2022 and December 31, 2021.
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
During the three months ended March 31, 2022, the Company recognized a realized loss of $31,870 due to the sale of one of its investments.
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
Non-accrual loans
A loan can be left on accrual status during the period the Company is pursuing repayment of the loan. Management reviews all loans that become 90 days or more past due on principal and interest, or when there is reasonable doubt that principal or interest will be collected, for possible placement on non-accrual status. When a loan is placed on non-accrual status, unpaid interest credited to income is reversed. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans are recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid, and, in management’s judgment, payments are likely to remain current. As of March 31, 2022 and December 31, 2021, the Company had no portfolio company investments on non-accrual status.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
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

Item 4. Controls and Procedures
Disclosure Controls and Procedures
As of March 31, 2022, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness and design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective at a reasonable assurance level in timely alerting management, including the Chief Executive Officer and Chief Financial Officer, of material information about us required to be included in periodic SEC filings. However, in evaluation of the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
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
Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2022. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework issued in 2013. Based on the assessment, management believes that, as of March 31, 2022, our internal control over financial reporting is effective based on those criteria.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
Item 1. Legal Proceedings
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
Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the risk factors set forth below as well as those discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, which could materially affect our business, financial condition and/or operating results. These risks are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

The ongoing invasion of Ukraine by Russia and related sanctions have increased global political and economic uncertainty, which may have a material impact on the Company’s portfolio and the value of your investment in the Company.

The ongoing invasion of Ukraine by Russia and related sanctions have increased global political and economic uncertainty. In February 2022, Russia invaded Ukraine and, in response, the United States and many other countries placed economic sanctions on certain Russian entities and individuals. Because Russia is a major exporter of oil and natural gas, the invasion and related sanctions have reduced the supply, and increased the price, of energy, which is accelerating inflation and may exacerbate ongoing supply chain issues. There is also the risk of retaliatory actions by Russia against countries which have enacted sanctions, including cyberattacks against financial and governmental institutions, which could result in business disruptions and further economic turbulence. Although the Company has no direct exposure to Russia or Ukraine, the broader consequences of the invasion may have a material adverse impact on the Company’s portfolio and the value of your investment in the Company. Because this is an uncertain and evolving situation, its full impact is unknown at this time.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Not applicable.
Item 6. Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

No.	Description
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lafayette Square Mid-Atlantic BDC, Inc.

Date: May 11, 2022	By: /s/ Damien Dwin
Name: Damien Dwin
Title: President and Chief Executive Officer

Date: May 11, 2022	By: /s/ Seren Tahiroglu
Name: Seren Tahiroglu
Title: Chief Financial Officer